Form 10-K
Morgan Stanley Capital I Trust 2015-UBS8
filed 2016-03-30
CIK 1657889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2015

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:333-180779-21

Central Index Key Number of the issuing entity:0001657889

Morgan Stanley Capital I Trust 2015-UBS8

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0001541886

UBS Real Estate Securities Inc.

Central Index Key Number of the sponsor:0001102113

Bank of America, National Association

Central Index Key Number of the sponsor:0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact names of the sponsors as specified in their charters)

New York
38‑3984646
(State or other jurisdiction of incorporation or organization)	38‑3984647
38‑3984648
38‑7143666
(I.R.S. Employer Identification No.)

c/o Wells Fargo Bank, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

  NONE.

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

The MSC 2015-UBS8 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

·     the WPC Department Store Portfolio mortgage loan, which is serviced pursuant to the BACM 2015-UBS7 pooling and servicing agreement attached hereto as Exhibit 4.2; and

·     the Cape May Hotels mortgage loan and the Charles River North mortgage loan, which are serviced pursuant to the CSAIL 2015-C3 pooling and servicing agreement attached hereto as Exhibit 4.3.

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

·     The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties.  The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

·     The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction.  Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

·     The trust advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trust advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the trust advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.  In addition, while the trust advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the trust advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

·     LNR Partners, LLC is the special servicer under the BACM 2015-UBS7 pooling and servicing agreement, pursuant to which the WPC Department Store Portfolio mortgage loan is serviced.  Because LNR Partners, LLC is not the MSC 2015-UBS8 special servicer, is not affiliated with any sponsor and services only the WPC Department Store Portfolio mortgage loan, which constitutes less than 5% of the mortgage pool, LNR Partners, LLC, as BACM 2015-UBS7 special servicer does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

  U.S. Bank National Association is the custodian under the BACM 2015-UBS7 pooling and servicing agreement, pursuant to which the WPC Department Store Portfolio mortgage loan is serviced.  Because U.S. Bank National Association is not the MSC 2015-UBS8 custodian, is not affiliated with any sponsor and services only the WPC Department Store Portfolio mortgage loan, which constitutes less than 5% of the mortgage pool, U.S. Bank National Association, as BACM 2015-UBS7 custodian does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.
PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated December 14, 2015, and other than as follows:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases (collectively, the “Additional Complaints”) alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed Plaintiffs to file amended complaints if they so chose, and three amended complaints have been filed. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated December 14, 2015.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of December 1, 2015, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Situs Holdings, LLC, as trust advisor, and Wells Fargo Bank, National Association, as trustee, certificate administrator, certificate registrar, authenticating agent and custodian (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of September 1, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, and U.S. Bank National Association, as trustee, certificate administrator and custodian, relating to the BACM 2015-UBS7 securitization transaction, pursuant to which the WPC Department Store Portfolio Mortgage Loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on December 14, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of August 1, 2015, between Credit Suisse First Boston Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wells Fargo Bank, National Association, as trustee, relating to the CSAIL 2015-C3 securitization transaction, pursuant to which the Cape May Hotels Mortgage Loan and the Charles River North Mortgage Loan are serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on December 14, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Certificate Administrator
33.2 Wells Fargo Bank, National Association, as Custodian
33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.4 Rialto Capital Advisors, LLC, as Special Servicer
33.5 Situs Holdings, LLC, as Trust Advisor

33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the WPC Department Store Portfolio mortgage loan is serviced (see Exhibit 33.3)

33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the Cape May Hotels mortgage loan is serviced and the Charles River Plaza North mortgage loan is serviced (see Exhibit 33.3)

33.8 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the Cape May Hotels mortgage loan is serviced and the Charles River Plaza North mortgage loan is serviced (see Exhibit 33.4)

33.9 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the Cape May Hotels mortgage loan is serviced and the Charles River Plaza North mortgage loan is serviced (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian
34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.4 Rialto Capital Advisors, LLC, as Special Servicer
34.5 Situs Holdings, LLC, as Trust Advisor

34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the WPC Department Store Portfolio mortgage loan is serviced (see Exhibit 34.3)

34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the Cape May Hotels mortgage loan is serviced and the Charles River Plaza North mortgage loan is serviced (see Exhibit 34.3)

34.8 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the Cape May Hotels mortgage loan is serviced and the Charles River Plaza North mortgage loan is serviced (see Exhibit 34.4)

34.9 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the Cape May Hotels mortgage loan is serviced and the Charles River Plaza North mortgage loan is serviced (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.4 Rialto Capital Advisors, LLC, as Special Servicer

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the WPC Department Store Portfolio mortgage loan is serviced

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the Cape May Hotels mortgage loan is serviced and the Charles River Plaza North mortgage loan is serviced (see Exhibit 35.5)

35.7 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the Cape May Hotels mortgage loan is serviced and the Charles River Plaza North mortgage loan is serviced

35.8 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the Cape May Hotels mortgage loan is serviced and the Charles River Plaza North mortgage loan is serviced

(99.1) Mortgage Loan Purchase Agreement, dated December 2, 2015, between Morgan Stanley Capital I Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 14, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated December 2, 2015, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on December 14, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated December 2, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on December 14, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.4) Agreement Between Note Holders, dated as of August 18, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as Initial Note A-3 Holder, relating to the WPC Department Store Portfolio loan combination (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on December 14, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.5) Agreement Between Note Holders, dated as of August 18, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, and UBS Real Estate Securities Inc., as Initial Note A-2 Holder, relating to the Cape May Hotels loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on December 14, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated as of September 15, 2015, between Wells Fargo Bank, National Association, as trustee for the benefit of the holders of the CSAIL 2015-C3 Mortgage Trust commercial mortgage pass-through certificates, as Note A-1 Holder and Note A-2 Holder, UBS Real Estate Securities Inc., as Note A-3-1 Holder and Note A-3-2 Holder, and Prima Mortgage Investment Trust, LLC, as Junior Noteholder, relating to the Charles River Plaza North loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on December 14, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.7) Agreement Between Note Holders, dated as of December 15, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, and UBS Real Estate Securities Inc., as Initial Note A-4 Holder, relating to the 525 Seventh Avenue loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K/A filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein), as amended and restated pursuant to that certain Amended and Restated Agreement Between Note Holders, dated as of March 8, 2016, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, Wells Fargo Bank, National Association, as trustee for the benefit of the holders of the Morgan Stanley Capital I Trust 2015-UBS8, Commercial Mortgage Pass-Through Certificates, Series 2015-UBS8, as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, UBS Real Estate Securities Inc., and as Initial Note A-4 Holder (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on March 14, 2016 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.8) Agreement Between Note Holders, dated as of November 5, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, and Bank of America, N.A., as Initial Note A-4 Holder, relating to the Ellenton Premium Outlets loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K/A filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.9) Agreement Between Note Holders, dated as of November 5, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, UBS Real Estate Securities Inc., as Initial Note A-4 Holder, and Bank of America, N.A., as Initial Note A-5 Holder, relating to the Grove City Premium Outlets loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K/A filed on December 15, 2015 under SEC File No.333-180779-21 and incorporated by reference herein), as amended and restated pursuant to that certain Amended and Restated Agreement Between Note Holders, dated as of March 8, 2016, between Wells Fargo Bank, National Association, as trustee for the benefit of the holders of the Morgan Stanley Capital I Trust 2015-UBS8, Commercial Mortgage Pass-Through Certificates, Series 2015-UBS8, as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, UBS Real Estate Securities Inc., as Initial Note A-4 Holder, and Bank of America, N.A., as Initial Note A-5 Holder (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on March 14, 2016 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.10) Agreement Between Note Holders, dated as of November 5, 2015, between Bank of America, N.A., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as Initial Note A-3 Holder, relating to the Gulfport Premium Outlets loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K/A filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(b) See (a) above.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

/s/ George Kok

George Kok, President

(senior officer in charge of securitization of the depositor)

Date:  March 30, 2016

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of December 1, 2015, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Situs Holdings, LLC, as trust advisor, and Wells Fargo Bank, National Association, as trustee, certificate administrator, certificate registrar, authenticating agent and custodian (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of September 1, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, and U.S. Bank National Association, as trustee, certificate administrator and custodian, relating to the BACM 2015-UBS7 securitization transaction, pursuant to which the WPC Department Store Portfolio Mortgage Loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on December 14, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of August 1, 2015, between Credit Suisse First Boston Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wells Fargo Bank, National Association, as trustee, relating to the CSAIL 2015-C3 securitization transaction, pursuant to which the Cape May Hotels Mortgage Loan and the Charles River North Mortgage Loan are serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on December 14, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Certificate Administrator
33.2 Wells Fargo Bank, National Association, as Custodian
33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.4 Rialto Capital Advisors, LLC, as Special Servicer
33.5 Situs Holdings, LLC, as Trust Advisor

33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the WPC Department Store Portfolio mortgage loan is serviced (see Exhibit 33.3)

33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the Cape May Hotels mortgage loan is serviced and the Charles River Plaza North mortgage loan is serviced (see Exhibit 33.3)

33.8 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the Cape May Hotels mortgage loan is serviced and the Charles River Plaza North mortgage loan is serviced (see Exhibit 33.4)

33.9 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the Cape May Hotels mortgage loan is serviced and the Charles River Plaza North mortgage loan is serviced (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian
34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.4 Rialto Capital Advisors, LLC, as Special Servicer
34.5 Situs Holdings, LLC, as Trust Advisor

34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the WPC Department Store Portfolio mortgage loan is serviced (see Exhibit 34.3)

34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the Cape May Hotels mortgage loan is serviced and the Charles River Plaza North mortgage loan is serviced (see Exhibit 34.3)

34.8 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the Cape May Hotels mortgage loan is serviced and the Charles River Plaza North mortgage loan is serviced (see Exhibit 34.4)

34.9 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the Cape May Hotels mortgage loan is serviced and the Charles River Plaza North mortgage loan is serviced (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.4 Rialto Capital Advisors, LLC, as Special Servicer

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the WPC Department Store Portfolio mortgage loan is serviced

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the Cape May Hotels mortgage loan is serviced and the Charles River Plaza North mortgage loan is serviced (see Exhibit 35.5)

35.7 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the Cape May Hotels mortgage loan is serviced and the Charles River Plaza North mortgage loan is serviced

35.8 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the Cape May Hotels mortgage loan is serviced and the Charles River Plaza North mortgage loan is serviced

(99.1) Mortgage Loan Purchase Agreement, dated December 2, 2015, between Morgan Stanley Capital I Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 14, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated December 2, 2015, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on December 14, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated December 2, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on December 14, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.4) Agreement Between Note Holders, dated as of August 18, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as Initial Note A-3 Holder, relating to the WPC Department Store Portfolio loan combination (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on December 14, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.5) Agreement Between Note Holders, dated as of August 18, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, and UBS Real Estate Securities Inc., as Initial Note A-2 Holder, relating to the Cape May Hotels loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on December 14, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated as of September 15, 2015, between Wells Fargo Bank, National Association, as trustee for the benefit of the holders of the CSAIL 2015-C3 Mortgage Trust commercial mortgage pass-through certificates, as Note A-1 Holder and Note A-2 Holder, UBS Real Estate Securities Inc., as Note A-3-1 Holder and Note A-3-2 Holder, and Prima Mortgage Investment Trust, LLC, as Junior Noteholder, relating to the Charles River Plaza North loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on December 14, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.7) Agreement Between Note Holders, dated as of December 15, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, and UBS Real Estate Securities Inc., as Initial Note A-4 Holder, relating to the 525 Seventh Avenue loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K/A filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein), as amended and restated pursuant to that certain Amended and Restated Agreement Between Note Holders, dated as of March 8, 2016, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, Wells Fargo Bank, National Association, as trustee for the benefit of the holders of the Morgan Stanley Capital I Trust 2015-UBS8, Commercial Mortgage Pass-Through Certificates, Series 2015-UBS8, as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, UBS Real Estate Securities Inc., and as Initial Note A-4 Holder (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on March 14, 2016 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.8) Agreement Between Note Holders, dated as of November 5, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, and Bank of America, N.A., as Initial Note A-4 Holder, relating to the Ellenton Premium Outlets loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K/A filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.9) Agreement Between Note Holders, dated as of November 5, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, UBS Real Estate Securities Inc., as Initial Note A-4 Holder, and Bank of America, N.A., as Initial Note A-5 Holder, relating to the Grove City Premium Outlets loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K/A filed on December 15, 2015 under SEC File No.333-180779-21 and incorporated by reference herein), as amended and restated pursuant to that certain Amended and Restated Agreement Between Note Holders, dated as of March 8, 2016, between Wells Fargo Bank, National Association, as trustee for the benefit of the holders of the Morgan Stanley Capital I Trust 2015-UBS8, Commercial Mortgage Pass-Through Certificates, Series 2015-UBS8, as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, UBS Real Estate Securities Inc., as Initial Note A-4 Holder, and Bank of America, N.A., as Initial Note A-5 Holder (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on March 14, 2016 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.10) Agreement Between Note Holders, dated as of November 5, 2015, between Bank of America, N.A., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as Initial Note A-3 Holder, relating to the Gulfport Premium Outlets loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K/A filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).