Form 10-K
period 2016-12-31
Morgan Stanley Capital I Trust 2015-UBS8
filed 2017-03-31
CIK 1657889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2016

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

UBS Real Estate Securities Inc.

(exact names of the sponsors as specified in their charters)

Central Index Key Number of the sponsor:0001102113

Bank of America, National Association

(exact names of the sponsors as specified in their charters)

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

EXPLANATORY NOTES

The MSC 2015-UBS8 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•         the WPC Department Store Portfolio mortgage loan, which is serviced pursuant to the BACM 2015-UBS7 pooling and servicing agreement attached hereto as Exhibit 4.2;

•         the Cape May Hotels mortgage loan and the Charles River North mortgage loan, which are serviced pursuant to the CSAIL 2015-C3 pooling and servicing agreement attached hereto as Exhibit 4.3;

•         the Gulfport Premium Outlets mortgage, which was serviced pursuant to the MSC 2016-UBS8 pooling and servicing agreement attached hereto as Exhibit 4.1 (from 1/1/16 to 5/4/16) and, following the securitization of the related control note, the MSBAM 2016-C29 pooling and servicing agreement attached hereto as Exhibit 4.4 (from 5/5/16 to 12/31/16); and

•         Grove City Premium Outlets mortgage, which was serviced pursuant to the MSC 2016-UBS8 pooling and servicing agreement attached hereto as Exhibit 4.1 (from 1/1/16 to 6/6/16) and, following the securitization of the related control note, the BACM 2016-UBS10 pooling and servicing agreement attached hereto as Exhibit 4.5 (from 6/7/16 to 12/31/16).

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

•         The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement. The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties. The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•         The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction. Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•         The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement. The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB. In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•         Wells Fargo Bank, National Association is the master servicer under the MSBAM 2016-C29, pooling and servicing agreement, pursuant to which the Gulfport Premium Outlets mortgage loan is serviced, and the master servicer under BACM 2016-UBS10 pooling and servicing agreement, pursuant to which the Grove City Premium Outlets mortgage loan is serviced.  Because Wells Fargo Bank, National Association is not the MSC 2015-UBS8 master servicer, is not affiliated with any sponsor and services only the Gulfport Premium Outlets mortgage loan and the Grove City Premium Outlets mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, Wells Fargo Bank, National Association, as MSBAM 2016-C29 master servicer and BACM 2016-UBS10 master servicer constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•         LNR Partners, LLC is the special servicer under the BACM 2015-UBS7 pooling and servicing agreement, pursuant to which the WPC Department Store Portfolio mortgage loan is serviced. Because LNR Partners, LLC is not the MSC 2015-UBS8 special servicer, is not affiliated with any sponsor and services only the WPC Department Store Portfolio mortgage loan, which constitutes less than 5% of the mortgage pool, LNR Partners, LLC, as BACM 2015-UBS7 special servicer does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•         U.S. Bank National Association is the custodian under the BACM 2015-UBS7 pooling and servicing agreement, pursuant to which the WPC Department Store Portfolio mortgage loan is serviced. Because U.S. Bank National Association is not the MSC 2015-UBS8 custodian, is not affiliated with any sponsor and services only the WPC Department Store Portfolio mortgage loan, which constitutes less than 5% of the mortgage pool, U.S. Bank National Association, as BACM 2015-UBS7 custodian does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•     Aegon USA Realty Advisors, LLC is the special servicer with respect to the Charles River Plaza North mortgage loan (following the replacement by the related controlling note holder of Rialto Capital Advisors, LLC as the special servicer with respect to such mortgage loan) under the CSAIL 2015-C3 pooling and servicing agreement.  Because Aegon USA Realty Advisors, LLC is not the MSC 2015-UBS8 special servicer, is not affiliated with any sponsor and services only the Charles River Plaza North mortgage loan, which constitutes less than 5% of the mortgage pool, Aegon USA Realty Advisors, LLC, as CSAIL 2015-C3 special servicer does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•         Wells Fargo Bank, National Association, as master servicer under the MSBAM 2016-C29 pooling and servicing agreement, pursuant to which the Gulfport Premium Outlets mortgage loan is serviced, and the master servicer under the BACM 2016-UBS10 pooling and servicing agreement, pursuant to which the Grove City Premium Outlets mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Gulfport Premium Outlets mortgage loan and the Grove City Premium Outlets mortgage loan for the reporting period.  In addition, Wells Fargo Bank, National Association, as master servicer under the MSBAM 2016-C29 pooling and servicing agreement, engaged the services of Midland Loan Services, a Division of PNC Bank, National Association as a sub-servicer with respect to the Gulfport Premium Outlets mortgage loan.

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated December 14, 2015, (i) Wells Fargo Bank, National Association, the master servicer under the MSBAM 2016-C29 pooling and servicing agreement, pursuant to which the Gulfport Premium Outlets mortgage loan is serviced, and the master servicer under the BACM 2016-UBS10 pooling and servicing agreement, pursuant to which the Grove City Premium Outlets mortgage loan is serviced, is also the MSBAM 2015-UBS8 custodian and the custodian under each Outside Pooling and Servicing Agreement pursuant to which the outside serviced mortgage loans (other than the WPC Department Store Portfolio mortgage loan) are currently serviced; and (ii) Rialto Capital Advisors, LLC, the special servicer under the MSBAM 2016-C29 pooling and servicing agreement, pursuant to which the Gulfport Premium Outlets mortgage loan is serviced, and special servicer under the BACM 2016-UBS10 pooling and servicing agreement, pursuant to which the Grove City Premium Outlets mortgage loan is serviced, is also the special servicer for the Cape May Hotels mortgage loan, which is serviced under the CSAIL 2015-C3 pooling and servicing agreement.

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

(4.4) Pooling and Servicing Agreement, dated as of May 1, 2016, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as custodian, certificate administrator, certificate registrar and authenticating agent, and Wilmington Trust, National Association, as trustee., relating to the MSBAM 2016-C29 securitization transaction, pursuant to which the Gulfport Premium Outlets Mortgage Loan was serviced from 5/5/16 to 12/31/16 (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on May 11, 2016 under SEC File No. 333-180779-21 and incorporated by reference herein).

(4.5) Pooling and Servicing Agreement, dated as of June 1, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as custodian, certificate administrator, certificate registrar and authenticating agent, and Wilmington Trust, National Association, as trustee., relating to the BACM 2016-UBS10 securitization transaction, pursuant to which the Grove City Premium Outlets Mortgage Loan was serviced from 6/7/16 to 12/31/16 (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K filed on June 13, 2016 under SEC File No. 333-180779-21 and incorporated by reference herein).

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

33.1 Wells Fargo Bank, National Association, as Certificate Administrator
33.2 Wells Fargo Bank, National Association, as Custodian
33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.4 Rialto Capital Advisors, LLC, as Special Servicer
33.5 Situs Holdings, LLC, as Operating Advisor

33.6 Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16)

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16)

33.8 National Tax Search, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16)

33.9 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 33.6)

33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 33.3)

33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 33.7)

33.12 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 33.8)

33.13 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced: WPC Department Store Portfolio (from 1/1/16 to 12/31/16) (see Exhibit 33.3)

33.14 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/16 to 12/31/16) and Charles River Plaza North (from 1/1/16 to 12/31/16) (see Exhibit 33.3)

33.15 Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16) (see Exhibit 33.4)

33.16 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 33.4)

33.17 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/16 to 12/31/16) and Charles River Plaza North (from 1/1/16 to 10/13/16) (see Exhibit 33.4)

33.18 Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16) (see Exhibit 33.2)

33.19 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 33.2)

33.20 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/16 to 12/31/16) and Charles River Plaza North (from 1/1/16 to 12/31/16) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian
34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.4 Rialto Capital Advisors, LLC, as Special Servicer
34.5 Situs Holdings, LLC, as Operating Advisor

34.6 Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16)

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16)

34.8 National Tax Search, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16)

34.9 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 34.6)

34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 34.3)

34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 34.7)

34.12 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 34.8)

34.13 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced: WPC Department Store Portfolio (from 1/1/16 to 12/31/16) (see Exhibit 34.3)

34.14 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/16 to 12/31/16) and Charles River Plaza North (from 1/1/16 to 12/31/16) (see Exhibit 34.3)

34.15 Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16) (see Exhibit 34.4)

34.16 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 34.4)

34.17 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/16 to 12/31/16) and Charles River Plaza North (from 1/1/16 to 10/13/16) (see Exhibit 34.4)

34.18 Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16) (see Exhibit 34.2)

34.19 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 34.2)

34.20 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/16 to 12/31/16) and Charles River Plaza North (from 1/1/16 to 12/31/16) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.4 Rialto Capital Advisors, LLC, as Special Servicer

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 35.3)

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced: WPC Department Store Portfolio (from 1/1/16 to 12/31/16) (see Exhibit 35.3)

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/16 to 12/31/16) and Charles River Plaza North (from 1/1/16 to 12/31/16) (see Exhibit 35.3)

35.8 Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16)

35.9 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16)

35.10 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/16 to 12/31/16) and Charles River Plaza North (from 1/1/16 to 10/13/16)

35.11 Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16)

35.12 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16)

35.13 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/16 to 12/31/16) and Charles River Plaza North (from 1/1/16 to 12/31/16)

(99.1) Mortgage Loan Purchase Agreement, dated December 2, 2015, between Morgan Stanley Capital I Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 14, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

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

By: /s/ George Kok

George Kok, President

(senior officer in charge of securitization of the depositor)

Date: March 31, 2017

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

(4.4) Pooling and Servicing Agreement, dated as of May 1, 2016, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as custodian, certificate administrator, certificate registrar and authenticating agent, and Wilmington Trust, National Association, as trustee., relating to the MSBAM 2016-C29 securitization transaction, pursuant to which the Gulfport Premium Outlets Mortgage Loan was serviced from 5/5/16 to 12/31/16 (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on May 11, 2016 under SEC File No. 333-180779-21 and incorporated by reference herein).

(4.5) Pooling and Servicing Agreement, dated as of June 1, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as custodian, certificate administrator, certificate registrar and authenticating agent, and Wilmington Trust, National Association, as trustee., relating to the BACM 2016-UBS10 securitization transaction, pursuant to which the Grove City Premium Outlets Mortgage Loan was serviced from 6/7/16 to 12/31/16 (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K filed on June 13, 2016 under SEC File No. 333-180779-21 and incorporated by reference herein).

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

33.1 Wells Fargo Bank, National Association, as Certificate Administrator
33.2 Wells Fargo Bank, National Association, as Custodian
33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.4 Rialto Capital Advisors, LLC, as Special Servicer
33.5 Situs Holdings, LLC, as Operating Advisor

33.6 Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16)

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16)

33.8 National Tax Search, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16)

33.9 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 33.6)

33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 33.3)

33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 33.7)

33.12 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 33.8)

33.13 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced: WPC Department Store Portfolio (from 1/1/16 to 12/31/16) (see Exhibit 33.3)

33.14 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/16 to 12/31/16) and Charles River Plaza North (from 1/1/16 to 12/31/16) (see Exhibit 33.3)

33.15 Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16) (see Exhibit 33.4)

33.16 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 33.4)

33.17 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/16 to 12/31/16) and Charles River Plaza North (from 1/1/16 to 10/13/16) (see Exhibit 33.4)

33.18 Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16) (see Exhibit 33.2)

33.19 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 33.2)

33.20 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/16 to 12/31/16) and Charles River Plaza North (from 1/1/16 to 12/31/16) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian
34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.4 Rialto Capital Advisors, LLC, as Special Servicer
34.5 Situs Holdings, LLC, as Operating Advisor

34.6 Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16)

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16)

34.8 National Tax Search, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16)

34.9 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 34.6)

34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 34.3)

34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 34.7)

34.12 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 34.8)

34.13 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced: WPC Department Store Portfolio (from 1/1/16 to 12/31/16) (see Exhibit 34.3)

34.14 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/16 to 12/31/16) and Charles River Plaza North (from 1/1/16 to 12/31/16) (see Exhibit 34.3)

34.15 Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16) (see Exhibit 34.4)

34.16 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 34.4)

34.17 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/16 to 12/31/16) and Charles River Plaza North (from 1/1/16 to 10/13/16) (see Exhibit 34.4)

34.18 Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16) (see Exhibit 34.2)

34.19 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 34.2)

34.20 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/16 to 12/31/16) and Charles River Plaza North (from 1/1/16 to 12/31/16) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.4 Rialto Capital Advisors, LLC, as Special Servicer

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16) (see Exhibit 35.3)

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced: WPC Department Store Portfolio (from 1/1/16 to 12/31/16) (see Exhibit 35.3)

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/16 to 12/31/16) and Charles River Plaza North (from 1/1/16 to 12/31/16) (see Exhibit 35.3)

35.8 Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16)

35.9 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16)

35.10 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/16 to 12/31/16) and Charles River Plaza North (from 1/1/16 to 10/13/16)

35.11 Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 6/7/16 to 12/31/16)

35.12 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 5/5/16 to 12/31/16)

35.13 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/16 to 12/31/16) and Charles River Plaza North (from 1/1/16 to 12/31/16)

(99.1) Mortgage Loan Purchase Agreement, dated December 2, 2015, between Morgan Stanley Capital I Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 14, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

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