Form 10-K
period 2017-12-31
Morgan Stanley Capital I Trust 2015-UBS8
filed 2018-04-02
CIK 1657889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2017

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

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

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

•         the Gulfport Premium Outlets mortgage, which is serviced pursuant to the MSBAM 2016-C29 pooling and servicing agreement attached hereto as Exhibit 4.4; and

•         the Grove City Premium Outlets mortgage, which is serviced pursuant to the BACM 2016-UBS10 pooling and servicing agreement attached hereto as Exhibit 4.5.

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

•         Wells Fargo Bank, National Association is the master servicer under the MSBAM 2016-C29 pooling and servicing agreement, pursuant to which the Gulfport Premium Outlets mortgage loan is serviced, and the master servicer under BACM 2016-UBS10 pooling and servicing agreement, pursuant to which the Grove City Premium Outlets mortgage loan is serviced.  Because Wells Fargo Bank, National Association is not the MSC 2015-UBS8 master servicer, is not affiliated with any sponsor and services only the Gulfport Premium Outlets mortgage loan and the Grove City Premium Outlets mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, Wells Fargo Bank, National Association, as MSBAM 2016-C29 master servicer and BACM 2016-UBS10 master servicer constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•     Aegon USA Realty Advisors, LLC is the special servicer with respect to the Charles River Plaza North mortgage loan (following the replacement by the related controlling note holder in 2016 of Rialto Capital Advisors, LLC as the special servicer with respect to such mortgage loan) under the CSAIL 2015-C3 pooling and servicing agreement.  Because Aegon USA Realty Advisors, LLC is not the MSC 2015-UBS8 special servicer, is not affiliated with any sponsor and services only the Charles River Plaza North mortgage loan, which constitutes less than 5% of the mortgage pool, Aegon USA Realty Advisors, LLC, as CSAIL 2015-C3 special servicer does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•         Wells Fargo Bank, National Association, as master servicer under the MSBAM 2016-C29 pooling and servicing agreement, pursuant to which the Gulfport Premium Outlets mortgage loan is serviced, and the master servicer under the BACM 2016-UBS10 pooling and servicing agreement, pursuant to which the Grove City Premium Outlets mortgage loan is serviced, engaged the services of (i) CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Gulfport Premium Outlets mortgage loan and the Grove City Premium Outlets mortgage loan for the reporting period, and (ii) Midland Loan Services, a Division of PNC Bank, National Association, as a sub-servicer in respect of the Gulfport Premium Outlets mortgage loan and the Grove City Premium Outlets mortgage loan for the reporting period.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated December 15, 2015, and other than as follows:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated December 15, 2015, (i) Wells Fargo Bank, National Association, the master servicer under the MSBAM 2016-C29 pooling and servicing agreement, pursuant to which the Gulfport Premium Outlets mortgage loan is serviced, and the master servicer under the BACM 2016-UBS10 pooling and servicing agreement, pursuant to which the Grove City Premium Outlets mortgage loan is serviced, is also the MSBAM 2015-UBS8 custodian and the custodian under each Outside Pooling and Servicing Agreement pursuant to which the outside serviced mortgage loans (other than the WPC Department Store Portfolio mortgage loan) are currently serviced; and (ii) Rialto Capital Advisors, LLC, the special servicer under the MSBAM 2016-C29 pooling and servicing agreement, pursuant to which the Gulfport Premium Outlets mortgage loan is serviced, and special servicer under the BACM 2016-UBS10 pooling and servicing agreement, pursuant to which the Grove City Premium Outlets mortgage loan is serviced, is also the special servicer for the Cape May Hotels mortgage loan, which is serviced under the CSAIL 2015-C3 pooling and servicing agreement.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of December 1, 2015, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Situs Holdings, LLC, as trust advisor, and Wells Fargo Bank, National Association, as trustee, certificate administrator, certificate registrar, authenticating agent and custodian (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on December 16, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of September 1, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, and U.S. Bank National Association, as trustee, certificate administrator and custodian, relating to the BACM 2015-UBS7 securitization transaction, pursuant to which the WPC Department Store Portfolio Mortgage Loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of August 1, 2015, between Credit Suisse First Boston Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wells Fargo Bank, National Association, as trustee, relating to the CSAIL 2015-C3 securitization transaction, pursuant to which the Cape May Hotels Mortgage Loan and the Charles River North Mortgage Loan are serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of May 1, 2016, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as custodian, certificate administrator, certificate registrar and authenticating agent, and Wilmington Trust, National Association, as trustee., relating to the MSBAM 2016-C29 securitization transaction, pursuant to which the Gulfport Premium Outlets Mortgage Loan is serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on May 11, 2016 under SEC File No. 333-180779-21 and incorporated by reference herein).

(4.5) Pooling and Servicing Agreement, dated as of June 1, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as custodian, certificate administrator, certificate registrar and authenticating agent, and Wilmington Trust, National Association, as trustee., relating to the BACM 2016-UBS10 securitization transaction, pursuant to which the Grove City Premium Outlets Mortgage Loan is serviced (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K filed on June 13, 2016 under SEC File No. 333-180779-21 and incorporated by reference herein).

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

33.2  Wells Fargo Bank, National Association, as Custodian

33.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.4  Rialto Capital Advisors, LLC, as Special Servicer

33.5  Situs Holdings, LLC, as Operating Advisor

33.6  Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 1/1/17 to 12/31/17)

33.7  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 1/1/17 to 12/31/17)

33.9  National Tax Search, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 1/1/17 to 12/31/17)

33.10  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.11  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 33.8)

33.13  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 33.9)

33.14  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced: WPC Department Store Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.15  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/17 to 12/31/17) and Charles River Plaza North (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.16  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 33.4)

33.17  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 33.4)

33.18  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/17 to 12/31/17) (see Exhibit 33.4)

33.19  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.20  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.21  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/17 to 12/31/17)and Charles River Plaza North (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Certificate Administrator

34.2  Wells Fargo Bank, National Association, as Custodian

34.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.4  Rialto Capital Advisors, LLC, as Special Servicer

34.5  Situs Holdings, LLC, as Operating Advisor

34.6  Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 1/1/17 to 12/31/17)

34.7  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 1/1/17 to 12/31/17)

34.9  National Tax Search, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 1/1/17 to 12/31/17)

34.10  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.11  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 34.8)

34.13  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 34.9)

34.14  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced: WPC Department Store Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.15  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/17 to 12/31/17) and Charles River Plaza North (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.16  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 34.4)

34.17  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 34.4)

34.18  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/17 to 12/31/17) (see Exhibit 34.4)

34.19  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.20  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.21  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/17 to 12/31/17)and Charles River Plaza North (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.4  Rialto Capital Advisors, LLC, as Special Servicer

35.5  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 35.3)

35.6  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 35.3)

35.7  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced: WPC Department Store Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 35.3)

35.8  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/17 to 12/31/17) and Charles River Plaza North (from 1/1/17 to 12/31/17) (see Exhibit 35.3)

35.9  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 1/1/17 to 12/31/17)

35.10  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17)

35.11  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/17 to 12/31/17)

35.12  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.13  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.14  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/17 to 12/31/17)and Charles River Plaza North (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated December 2, 2015, between Morgan Stanley Capital I Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated December 2, 2015, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated December 2, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.4) Agreement Between Note Holders, dated as of August 18, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as Initial Note A-3 Holder, relating to the WPC Department Store Portfolio loan combination (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.5) Agreement Between Note Holders, dated as of August 18, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, and UBS Real Estate Securities Inc., as Initial Note A-2 Holder, relating to the Cape May Hotels loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated as of September 15, 2015, between Wells Fargo Bank, National Association, as trustee for the benefit of the holders of the CSAIL 2015-C3 Mortgage Trust commercial mortgage pass-through certificates, as Note A-1 Holder and Note A-2 Holder, UBS Real Estate Securities Inc., as Note A-3-1 Holder and Note A-3-2 Holder, and Prima Mortgage Investment Trust, LLC, as Junior Noteholder, relating to the Charles River Plaza North loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.7) Agreement Between Note Holders, dated as of December 15, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, and UBS Real Estate Securities Inc., as Initial Note A-4 Holder, relating to the 525 Seventh Avenue loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K/A filed on December 16, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein), as amended and restated pursuant to that certain Amended and Restated Agreement Between Note Holders, dated as of March 8, 2016, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, Wells Fargo Bank, National Association, as trustee for the benefit of the holders of the Morgan Stanley Capital I Trust 2015-UBS8, Commercial Mortgage Pass-Through Certificates, Series 2015-UBS8, as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, UBS Real Estate Securities Inc., and as Initial Note A-4 Holder (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on March 14, 2016 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.8) Agreement Between Note Holders, dated as of November 5, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, and Bank of America, N.A., as Initial Note A-4 Holder, relating to the Ellenton Premium Outlets loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K/A filed on December 16, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.9) Agreement Between Note Holders, dated as of November 5, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, UBS Real Estate Securities Inc., as Initial Note A-4 Holder, and Bank of America, N.A., as Initial Note A-5 Holder, relating to the Grove City Premium Outlets loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K/A filed on December 16, 2015 under SEC File No.333-180779-21 and incorporated by reference herein), as amended and restated pursuant to that certain Amended and Restated Agreement Between Note Holders, dated as of March 8, 2016, between Wells Fargo Bank, National Association, as trustee for the benefit of the holders of the Morgan Stanley Capital I Trust 2015-UBS8, Commercial Mortgage Pass-Through Certificates, Series 2015-UBS8, as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, UBS Real Estate Securities Inc., as Initial Note A-4 Holder, and Bank of America, N.A., as Initial Note A-5 Holder (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on March 14, 2016 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.10) Agreement Between Note Holders, dated as of November 5, 2015, between Bank of America, N.A., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as Initial Note A-3 Holder, relating to the Gulfport Premium Outlets loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K/A filed on December 16, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

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

(Depositor)

By: /s/ George Kok

George Kok, President

(senior officer in charge of securitization of the depositor)

Date: April 2, 2018

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of December 1, 2015, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Situs Holdings, LLC, as trust advisor, and Wells Fargo Bank, National Association, as trustee, certificate administrator, certificate registrar, authenticating agent and custodian (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on December 16, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of September 1, 2015, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, and U.S. Bank National Association, as trustee, certificate administrator and custodian, relating to the BACM 2015-UBS7 securitization transaction, pursuant to which the WPC Department Store Portfolio Mortgage Loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of August 1, 2015, between Credit Suisse First Boston Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wells Fargo Bank, National Association, as trustee, relating to the CSAIL 2015-C3 securitization transaction, pursuant to which the Cape May Hotels Mortgage Loan and the Charles River North Mortgage Loan are serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of May 1, 2016, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as custodian, certificate administrator, certificate registrar and authenticating agent, and Wilmington Trust, National Association, as trustee., relating to the MSBAM 2016-C29 securitization transaction, pursuant to which the Gulfport Premium Outlets Mortgage Loan is serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on May 11, 2016 under SEC File No. 333-180779-21 and incorporated by reference herein).

(4.5) Pooling and Servicing Agreement, dated as of June 1, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as custodian, certificate administrator, certificate registrar and authenticating agent, and Wilmington Trust, National Association, as trustee., relating to the BACM 2016-UBS10 securitization transaction, pursuant to which the Grove City Premium Outlets Mortgage Loan is serviced (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K filed on June 13, 2016 under SEC File No. 333-180779-21 and incorporated by reference herein).

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

33.2 Wells Fargo Bank, National Association, as Custodian

33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.4 Rialto Capital Advisors, LLC, as Special Servicer

33.5 Situs Holdings, LLC, as Operating Advisor

33.6 Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets  (from 1/1/17 to 12/31/17)

33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets  (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets  (from 1/1/17 to 12/31/17)

33.9 National Tax Search, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets  (from 1/1/17 to 12/31/17)

33.10 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.11 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 33.8)

33.13 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 33.9)

33.14 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced: WPC Department Store Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.15 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/17 to 12/31/17) and Charles River Plaza North (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.16 Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets  (from 1/1/17 to 12/31/17) (see Exhibit 33.4)

33.17 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 33.4)

33.18 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/17 to 12/31/17) (see Exhibit 33.4)

33.19 Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.21 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/17 to 12/31/17)and Charles River Plaza North (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Wells Fargo Bank, National Association, as Custodian

34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.4 Rialto Capital Advisors, LLC, as Special Servicer

34.5 Situs Holdings, LLC, as Operating Advisor

34.6 Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets  (from 1/1/17 to 12/31/17)

34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets  (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets  (from 1/1/17 to 12/31/17)

34.9 National Tax Search, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets  (from 1/1/17 to 12/31/17)

34.10 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.11 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 34.8)

34.13 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 34.9)

34.14 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced: WPC Department Store Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.15 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/17 to 12/31/17) and Charles River Plaza North (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.16 Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets  (from 1/1/17 to 12/31/17) (see Exhibit 34.4)

34.17 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 34.4)

34.18 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/17 to 12/31/17) (see Exhibit 34.4)

34.19 Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.21 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/17 to 12/31/17)and Charles River Plaza North (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Wells Fargo Bank, National Association, as Custodian

35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.4 Rialto Capital Advisors, LLC, as Special Servicer

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets  (from 1/1/17 to 12/31/17) (see Exhibit 35.3)

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 35.3)

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced: WPC Department Store Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 35.3)

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/17 to 12/31/17) and Charles River Plaza North (from 1/1/17 to 12/31/17) (see Exhibit 35.3)

35.9 Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets  (from 1/1/17 to 12/31/17)

35.10 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17)

35.11 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/17 to 12/31/17)

35.12 Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.13 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.14 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced: Cape May Hotels (from 1/1/17 to 12/31/17)and Charles River Plaza North (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated December 2, 2015, between Morgan Stanley Capital I Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated December 2, 2015, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated December 2, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.4) Agreement Between Note Holders, dated as of August 18, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as Initial Note A-3 Holder, relating to the WPC Department Store Portfolio loan combination (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.5) Agreement Between Note Holders, dated as of August 18, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, and UBS Real Estate Securities Inc., as Initial Note A-2 Holder, relating to the Cape May Hotels loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated as of September 15, 2015, between Wells Fargo Bank, National Association, as trustee for the benefit of the holders of the CSAIL 2015-C3 Mortgage Trust commercial mortgage pass-through certificates, as Note A-1 Holder and Note A-2 Holder, UBS Real Estate Securities Inc., as Note A-3-1 Holder and Note A-3-2 Holder, and Prima Mortgage Investment Trust, LLC, as Junior Noteholder, relating to the Charles River Plaza North loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.7) Agreement Between Note Holders, dated as of December 15, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, and UBS Real Estate Securities Inc., as Initial Note A-4 Holder, relating to the 525 Seventh Avenue loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K/A filed on December 16, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein), as amended and restated pursuant to that certain Amended and Restated Agreement Between Note Holders, dated as of March 8, 2016, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, Wells Fargo Bank, National Association, as trustee for the benefit of the holders of the Morgan Stanley Capital I Trust 2015-UBS8, Commercial Mortgage Pass-Through Certificates, Series 2015-UBS8, as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, UBS Real Estate Securities Inc., and as Initial Note A-4 Holder (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on March 14, 2016 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.8) Agreement Between Note Holders, dated as of November 5, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, and Bank of America, N.A., as Initial Note A-4 Holder, relating to the Ellenton Premium Outlets loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K/A filed on December 16, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.9) Agreement Between Note Holders, dated as of November 5, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, UBS Real Estate Securities Inc., as Initial Note A-4 Holder, and Bank of America, N.A., as Initial Note A-5 Holder, relating to the Grove City Premium Outlets loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K/A filed on December 16, 2015 under SEC File No.333-180779-21 and incorporated by reference herein), as amended and restated pursuant to that certain Amended and Restated Agreement Between Note Holders, dated as of March 8, 2016, between Wells Fargo Bank, National Association, as trustee for the benefit of the holders of the Morgan Stanley Capital I Trust 2015-UBS8, Commercial Mortgage Pass-Through Certificates, Series 2015-UBS8, as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, UBS Real Estate Securities Inc., as Initial Note A-4 Holder, and Bank of America, N.A., as Initial Note A-5 Holder (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on March 14, 2016 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.10) Agreement Between Note Holders, dated as of November 5, 2015, between Bank of America, N.A., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as Initial Note A-3 Holder, relating to the Gulfport Premium Outlets loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K/A filed on December 16, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).