Form 10-K
period 2018-12-31
Morgan Stanley Capital I Trust 2015-UBS8
filed 2019-03-29
CIK 1657889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2018

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

Central Index Key Number of the sponsor:0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact names of the sponsors as specified in their charters)

New York	38‑3984646 38‑3984647 38‑3984648 38‑7143666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

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

•        Wells Fargo Bank, National Association is the master servicer under the MSBAM 2016-C29 pooling and servicing agreement, pursuant to which the Gulfport Premium Outlets mortgage loan is serviced, and the master servicer under BACM 2016-UBS10 pooling and servicing agreement, pursuant to which the Grove City Premium Outlets mortgage loan is serviced.  Because Wells Fargo Bank, National Association is not the MSC 2015-UBS8 master servicer, is not affiliated with any sponsor and services only the Gulfport Premium Outlets mortgage loan and the Grove City Premium Outlets mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, Wells Fargo Bank, National Association, as MSBAM 2016-C29 master servicer and BACM 2016-UBS10 master servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•        LNR Partners, LLC is the special servicer under the BACM 2015-UBS7 pooling and servicing agreement, pursuant to which the WPC Department Store Portfolio mortgage loan is serviced. Because LNR Partners, LLC is not the MSC 2015-UBS8 special servicer, is not affiliated with any sponsor and services only the WPC Department Store Portfolio mortgage loan, which constitutes less than 5% of the mortgage pool, LNR Partners, LLC, as BACM 2015-UBS7 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•        U.S. Bank National Association is the custodian under the BACM 2015-UBS7 pooling and servicing agreement, pursuant to which the WPC Department Store Portfolio mortgage loan is serviced. Because U.S. Bank National Association is not the MSC 2015-UBS8 custodian, is not affiliated with any sponsor and services only the WPC Department Store Portfolio mortgage loan, which constitutes less than 5% of the mortgage pool, U.S. Bank National Association, as BACM 2015-UBS7 custodian, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•     Aegon USA Realty Advisors, LLC is the special servicer with respect to the Charles River Plaza North mortgage loan (following the replacement by the related controlling note holder in 2016 of Rialto Capital Advisors, LLC as the special servicer with respect to such mortgage loan) under the CSAIL 2015-C3 pooling and servicing agreement.  Because Aegon USA Realty Advisors, LLC is not the MSC 2015-UBS8 special servicer, is not affiliated with any sponsor and services only the Charles River Plaza North mortgage loan, which constitutes less than 5% of the mortgage pool, Aegon USA Realty Advisors, LLC, as CSAIL 2015-C3 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•         Wells Fargo Bank, National Association, as master servicer under the MSBAM 2016-C29 pooling and servicing agreement, pursuant to which the Gulfport Premium Outlets mortgage loan is serviced, and the master servicer under the BACM 2016-UBS10 pooling and servicing agreement, pursuant to which the Grove City Premium Outlets mortgage loan is serviced, engaged the services of (i) CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Gulfport Premium Outlets mortgage loan and the Grove City Premium Outlets mortgage loan for the reporting period, and (ii) Midland Loan Services, a Division of PNC Bank, National Association, as a servicing function participant in respect of the Gulfport Premium Outlets mortgage loan and the Grove City Premium Outlets mortgage loan for the reporting period.

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

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

33.2  Wells Fargo Bank, National Association, as Custodian

33.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.4  Rialto Capital Advisors, LLC, as Special Servicer

33.5  Situs Holdings, LLC, as Operating Advisor

33.6  Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18)

33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18)

33.9  National Tax Search, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18)

33.10  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.6)

33.11 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.13  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.9)

33.14  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced by such party: WPC Department Store Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.15  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/18 to 12/31/18) and Charles River Plaza North (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.16  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.4)

33.17  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.4)

33.18  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/18 to 12/31/18) (see Exhibit 33.4)

33.19  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.20  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.21  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/18 to 12/31/18)and Charles River Plaza North (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Certificate Administrator

34.2  Wells Fargo Bank, National Association, as Custodian

34.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.4  Rialto Capital Advisors, LLC, as Special Servicer

34.5  Situs Holdings, LLC, as Operating Advisor

34.6  Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18)

34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18)

34.9  National Tax Search, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18)

34.10  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.6)

34.11 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.13  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.9)

34.14  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced by such party: WPC Department Store Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.15  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/18 to 12/31/18) and Charles River Plaza North (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.16  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.4)

34.17  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.4)

34.18  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/18 to 12/31/18) (see Exhibit 34.4)

34.19  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.20  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.21  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/18 to 12/31/18)and Charles River Plaza North (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.4  Rialto Capital Advisors, LLC, as Special Servicer

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 35.3)

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced: Gulfport Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 35.3)

35.7  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced by such party: WPC Department Store Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 35.3)

35.8  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/18 to 12/31/18) and Charles River Plaza North (from 1/1/18 to 12/31/18) (see Exhibit 35.3)

35.9  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18)

35.10  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/18 to 12/31/18)

35.11  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/18 to 12/31/18)

35.12  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.13  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.14  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/18 to 12/31/18)and Charles River Plaza North (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated December 2, 2015, between Morgan Stanley Capital I Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

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

Date: March 29, 2019