Form 10-K
period 2019-12-31
Morgan Stanley Capital I Trust 2015-UBS8
filed 2020-03-26
CIK 1657889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

•       The asset representations reviewer under a pooling and servicing agreement has a limited obligation to review certain delinquent mortgage loans after a specified delinquency threshold has been met and the required percentage of certificateholders vote to direct a review of such delinquent mortgage loans, and has no obligation to collect or disburse funds in respect of the mortgage pool, to administer any of the underlying mortgage loans or to perform any servicing function.  Consequently, the asset representations reviewer under a pooling and servicing agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

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

•     Park Bridge Lender Services LLC is the current special servicer under the MSC 2015-UBS8 pooling and servicing agreement. In December 2019, Situs Holdings, LLC resigned as special servicer under the MSC 2015-UBS8 pooling and servicing agreement and was succeeded by Park Bridge Lender Services LLC.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated December 15, 2015, (i) Wells Fargo Bank, National Association, the master servicer under the MSBAM 2016-C29 pooling and servicing agreement, pursuant to which the Gulfport Premium Outlets mortgage loan is serviced, and the master servicer under the BACM 2016-UBS10 pooling and servicing agreement, pursuant to which the Grove City Premium Outlets mortgage loan is serviced, is also the MSBAM 2015-UBS8 custodian and the custodian under each Outside Pooling and Servicing Agreement pursuant to which the outside serviced mortgage loans (other than the WPC Department Store Portfolio mortgage loan) are currently serviced; and (ii) Rialto Capital Advisors, LLC, the special servicer under the MSC 2015-UBS8 pooling and servicing agreement, the special servicer under the MSBAM 2016-C29 pooling and servicing agreement, pursuant to which the Gulfport Premium Outlets mortgage loan is serviced, and special servicer under the BACM 2016-UBS10 pooling and servicing agreement, pursuant to which the Grove City Premium Outlets mortgage loan is serviced, is also the special servicer for the Cape May Hotels mortgage loan, which is serviced under the CSAIL 2015-C3 pooling and servicing agreement. On November 30, 2018, Rialto Capital Advisors, LLC (“RCA”) was acquired by investment funds managed by Stone Point Capital LLC, in partnership with the management team of RCA's affiliates.  Situs Holdings, LLC, the trust advisor under the MSBAM 2015-UBS8 pooling and servicing agreement until its resignation on December 27, 2019, is a wholly owned subsidiary of an affiliated entity of Stone Point Capital LLC.

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

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year and additional errors during such year were identified during the related audit. Following identification, Midland made staffing changes and additional improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

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

33.1  Wells Fargo Bank, National Association, as Certificate Administrator

33.2  Wells Fargo Bank, National Association, as Custodian

33.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.4  Rialto Capital Advisors, LLC, as Special Servicer

33.5  Park Bridge Lender Services LLC, as Operating Advisor (from 12/27/19 to 12/31/19)

33.6  Situs Holdings, LLC, as Operating Advisor (from 1/1/19 to 12/26/19)

33.7  Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/19 to 12/31/19)

33.8  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 33.3)

33.9  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/19 to 12/31/19)

33.10  National Tax Search, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/19 to 12/31/19)

33.11  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 33.7)

33.12  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 33.3)

33.13  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 33.9)

33.14  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 33.10)

33.15  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced by such party: WPC Department Store Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 33.3)

33.16  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/19 to 12/31/19) and Charles River Plaza North (from 1/1/19 to 12/31/19) (see Exhibit 33.3)

33.17  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 33.4)

33.18  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 33.4)

33.19  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/19 to 12/31/19) (see Exhibit 33.4)

33.20  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

33.21  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

33.22  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/19 to 12/31/19) and Charles River Plaza North (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Certificate Administrator

34.2  Wells Fargo Bank, National Association, as Custodian

34.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.4  Rialto Capital Advisors, LLC, as Special Servicer

34.5  Park Bridge Lender Services LLC, as Operating Advisor (from 12/27/19 to 12/31/19)

34.6  Situs Holdings, LLC, as Operating Advisor (from 1/1/19 to 12/26/19)

34.7  Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/19 to 12/31/19)

34.8  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 34.3)

34.9  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/19 to 12/31/19)

34.10  National Tax Search, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/19 to 12/31/19)

34.11  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 34.7)

34.12  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 34.3)

34.13  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 34.9)

34.14  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 34.10)

34.15  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced by such party: WPC Department Store Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 34.3)

34.16  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/19 to 12/31/19) and Charles River Plaza North (from 1/1/19 to 12/31/19) (see Exhibit 34.3)

34.17  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 34.4)

34.18  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 34.4)

34.19  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/19 to 12/31/19) (see Exhibit 34.4)

34.20  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

34.21  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

34.22  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/19 to 12/31/19) and Charles River Plaza North (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.4  Rialto Capital Advisors, LLC, as Special Servicer

35.5  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 35.3)

35.6  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 35.3)

35.7  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced by such party: WPC Department Store Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 35.3)

35.8  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/19 to 12/31/19) and Charles River Plaza North (from 1/1/19 to 12/31/19) (see Exhibit 35.3)

35.9  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 35.4)

35.10  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 35.4)

35.11  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/19 to 12/31/19) (see Exhibit 35.4)

35.12  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

35.13  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

35.14  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/19 to 12/31/19) and Charles River Plaza North (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated December 2, 2015, between Morgan Stanley Capital I Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

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

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, Director and President

(senior officer in charge of securitization of the depositor)

Date:  March 26, 2020