Form 10-K
period 2021-12-31
Morgan Stanley Capital I Trust 2015-UBS8
filed 2022-03-29
CIK 1657889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2021

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

•     Aegon USA Realty Advisors, LLC was, until August 5, 2021, the special servicer with respect to the Charles River Plaza North mortgage loan (following the replacement by the related controlling note holder in 2016 of Rialto Capital Advisors, LLC as the special servicer with respect to such mortgage loan) under the CSAIL 2015-C3 pooling and servicing agreement.  Because Aegon USA Realty Advisors, LLC is not the MSC 2015-UBS8 special servicer, is not affiliated with any sponsor and serviced only the Charles River Plaza North mortgage loan, which constitutes less than 5% of the mortgage pool, Aegon USA Realty Advisors, LLC, as CSAIL 2015-C3 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•     Situs Holdings, LLC is the current special servicer under the CSAIL 2015-C3 pooling and servicing agreement, with respect to the Charles River Plaza North mortgage loan. On August 6, 2021, Aegon USA Realty Advisors, LLC was replaced as special servicer under the CSAIL 2015-C3 pooling and servicing agreement and was succeeded by Situs Holdings, LLC. Because Situs Holdings, LLC is not the MSC 2015-UBS8 special servicer, is not affiliated with any sponsor and services only the Charles River Plaza North mortgage loan, which constitutes less than 5% of the mortgage pool, Situs Holdings, LLC, as CSAIL 2015-C3 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•     Park Bridge Lender Services LLC is the current operating advisor under the MSC 2015-UBS8 pooling and servicing agreement. In December 2019, Situs Holdings, LLC resigned as operating advisor under the MSC 2015-UBS8 pooling and servicing agreement and was succeeded by Park Bridge Lender Services LLC.

•       National Tax Search, LLC merged into CoreLogic Solutions, LLC in 2021.  CoreLogic Solutions, LLC’s report on assessment of compliance with servicing criteria and registered public accounting firm attestation report, in each case provided pursuant to Item 1122 of Regulation AB, also relate to National Tax Search, LLC’s platform for the reporting period.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•       Wells Fargo Bank, National Association, as master servicer under the MSBAM 2016-C29 pooling and servicing agreement, pursuant to which the Gulfport Premium Outlets mortgage loan is serviced, and the master servicer under the BACM 2016-UBS10 pooling and servicing agreement, pursuant to which the Grove City Premium Outlets mortgage loan is serviced, engaged the services of (i) CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Gulfport Premium Outlets mortgage loan and the Grove City Premium Outlets mortgage loan for the reporting period, and (ii) Midland Loan Services, a Division of PNC Bank, National Association, as a sub-servicer in respect of the Gulfport Premium Outlets mortgage loan and the Grove City Premium Outlets mortgage loan for the reporting period.

•       On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.11, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under (i) the pooling and servicing agreement and (ii) each Outside Pooling and Servicing Agreement.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(5) filing dated December 15, 2015. In addition, Situs Holdings, LLC, the special servicer under the CSAIL 2015-C3 pooling and servicing agreement with respect to the Charles River Plaza North mortgage loan, is an affiliate of Rialto Capital Advisors, LLC, the special servicer under the MSC 2015-UBS8 pooling and servicing agremeent, the BACM 2016-UBS10 pooling and servicing agreement, the MSBAM 2016-C29 pooling and servicing agreement and the CSAIL 2015-C3 pooling and servicing agreement (other than with respect to the Charles River Plaza North mortgage loan).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The report on assessment of compliance for the twelve months ended December 31, 2021, furnished pursuant to Item 1122 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

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

33.1  Wells Fargo Bank, National Association, as Certificate Administrator

33.2  Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

33.3  Wells Fargo Bank, National Association, as Custodian

33.4  Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

33.5  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6  Rialto Capital Advisors, LLC, as Special Servicer

33.7  Park Bridge Lender Services LLC, as Operating Advisor

33.8  Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21)

33.9  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see exhibit 33.5)

33.10  CoreLogic Solutions, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21)

33.11  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/21 to 12/31/21) (see exhibit 33.8)

33.12  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/21 to 12/31/21) (see exhibit 33.5)

33.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/21 to 12/31/21) (see exhibit 33.10)

33.14  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced by such party: WPC Department Store Portfolio (from 1/1/21 to 12/31/21) (see exhibit 33.5)

33.15  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/21 to 12/31/21) and Charles River Plaza North (from 1/1/21 to 12/31/21) (see exhibit 33.5)

33.16  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see Exhibit 33.6)

33.17  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/21 to 12/31/21) (see exhibit 33.6)

33.18  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/21 to 12/31/21) (see exhibit 33.6)

33.19  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see exhibit 33.3)

33.20  Computershare Trust Company, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 11/1/21 to 12/31/21) (see exhibit 33.4)

33.21  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/21 to 12/31/21) (see exhibit 33.3)

33.22  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 11/1/21 to 12/31/21) (see exhibit 33.4)

33.23  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/21 to 12/31/21) and Charles River Plaza North (from 1/1/21 to 12/31/21) (see exhibit 33.3)

33.24  Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 11/1/21 to 12/31/21) and Charles River Plaza North (from 11/1/21 to 12/31/21) (see exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Certificate Administrator

34.2  Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

34.3  Wells Fargo Bank, National Association, as Custodian

34.4  Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

34.5  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6  Rialto Capital Advisors, LLC, as Special Servicer

34.7  Park Bridge Lender Services LLC, as Operating Advisor

34.8  Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21)

34.9  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see exhibit 34.5)

34.10  CoreLogic Solutions, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21)

34.11  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/21 to 12/31/21) (see exhibit 34.8)

34.12  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/21 to 12/31/21) (see exhibit 34.5)

34.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/21 to 12/31/21) (see exhibit 34.10)

34.14  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced by such party: WPC Department Store Portfolio (from 1/1/21 to 12/31/21) (see exhibit 34.5)

34.15  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/21 to 12/31/21) and Charles River Plaza North (from 1/1/21 to 12/31/21) (see exhibit 34.5)

34.16  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see Exhibit 34.6)

34.17  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/21 to 12/31/21) (see exhibit 34.6)

34.18  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/21 to 12/31/21) (see exhibit 34.6)

34.19  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see exhibit 34.3)

34.20  Computershare Trust Company, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 11/1/21 to 12/31/21) (see exhibit 34.4)

34.21  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/21 to 12/31/21) (see exhibit 34.3)

34.22  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 11/1/21 to 12/31/21) (see exhibit 34.4)

34.23  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/21 to 12/31/21) and Charles River Plaza North (from 1/1/21 to 12/31/21) (see exhibit 34.3)

34.24  Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 11/1/21 to 12/31/21) and Charles River Plaza North (from 11/1/21 to 12/31/21) (see exhibit 34.4)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

35.3  Wells Fargo Bank, National Association, as Custodian

35.4  Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

35.5  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6  Rialto Capital Advisors, LLC, as Special Servicer

35.7  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see exhibit 35.5)

35.8  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/21 to 12/31/21) (see exhibit 35.5)

35.9  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced by such party: WPC Department Store Portfolio (from 1/1/21 to 12/31/21) (see exhibit 35.5)

35.10  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/21 to 12/31/21) and Charles River Plaza North (from 1/1/21 to 12/31/21) (see exhibit 35.5)

35.11  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see exhibit 35.6)

35.12  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/21 to 12/31/21) (see exhibit 35.6)

35.13  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/21 to 12/31/21) (see exhibit 35.6)

35.14  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/21 to 12/31/21) (see exhibit 35.3)

35.15  Computershare Trust Company, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 11/1/21 to 12/31/21) (see exhibit 35.4)

35.16  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/21 to 12/31/21) (see exhibit 35.3)

35.17  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 11/1/21 to 12/31/21) (see exhibit 35.4)

35.18  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/21 to 12/31/21) and Charles River Plaza North (from 1/1/21 to 12/31/21) (see exhibit 35.3)

35.19  Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 11/1/21 to 12/31/21) and Charles River Plaza North (from 11/1/21 to 12/31/21) (see exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated December 2, 2015, between Morgan Stanley Capital I Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

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

(99.11) Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, National Association, Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-180779-21 and incorporated by reference herein).

(b) See (a) above.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 29, 2022