Form 10-K
period 2022-12-31
Morgan Stanley Capital I Trust 2015-UBS8
filed 2023-03-27
CIK 1657889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2022

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

  Not applicable.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Not applicable.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

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

•        LNR Partners, LLC is the special servicer under the BACM 2015-UBS7 pooling and servicing agreement, pursuant to which the WPC Department Store Portfolio mortgage loan was serviced until July 25, 2022. Because LNR Partners, LLC is not the MSC 2015-UBS8 special servicer, is not affiliated with any sponsor and serviced only the WPC Department Store Portfolio mortgage loan, which constituted less than 5% of the mortgage pool, LNR Partners, LLC, as BACM 2015-UBS7 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•        U.S. Bank National Association is the custodian under the BACM 2015-UBS7 pooling and servicing agreement, pursuant to which the WPC Department Store Portfolio mortgage loan was serviced until July 25, 2022. Because U.S. Bank National Association is not the MSC 2015-UBS8 custodian, is not affiliated with any sponsor and serviced only the WPC Department Store Portfolio mortgage loan, which constituted less than 5% of the mortgage pool, U.S. Bank National Association, as BACM 2015-UBS7 custodian, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•     The WPC Department Store Portfolio mortgage loan, which was serviced pursuant to the BACM 2015-UBS7 pooling and servicing agreement, ceased to be outstanding following the disposition of the last related REO Property on July 25, 2022.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•       Wells Fargo Bank, National Association, as master servicer under the MSBAM 2016-C29 pooling and servicing agreement, pursuant to which the Gulfport Premium Outlets mortgage loan is serviced, and the master servicer under the BACM 2016-UBS10 pooling and servicing agreement, pursuant to which the Grove City Premium Outlets mortgage loan is serviced, engaged the services of (i) CoreLogic Solutions, LLC as a servicing function participant in respect of the Gulfport Premium Outlets mortgage loan and the Grove City Premium Outlets mortgage loan for the reporting period, and (ii) Midland Loan Services, a Division of PNC Bank, National Association, as a sub-servicer in respect of the Gulfport Premium Outlets mortgage loan and the Grove City Premium Outlets mortgage loan for the reporting period.

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

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

33.4  Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6  Rialto Capital Advisors, LLC, as Special Servicer

33.7  Park Bridge Lender Services LLC, as Operating Advisor

33.8  Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/22 to 12/31/22)

33.9  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 33.5)

33.10  CoreLogic Solutions, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/22 to 12/31/22)

33.11  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 33.8)

33.12  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 33.5)

33.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 33.10)

33.14  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced by such party: WPC Department Store Portfolio (from 1/1/22 to 7/25/22) (see exhibit 33.5)

33.15  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/22 to 12/31/22) and Charles River Plaza North (from 1/1/22 to 12/31/22) (see exhibit 33.5)

33.16  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/22 to 12/31/22) (see Exhibit 33.6)

33.17  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 33.6)

33.18  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/22 to 12/31/22) (see exhibit 33.6)

33.19  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 33.3)

33.20  Computershare Trust Company, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 33.4)

33.21  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 33.3)

33.22  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 33.4)

33.23  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/22 to 12/31/22) and Charles River Plaza North (from 1/1/22 to 12/31/22) (see exhibit 33.3)

33.24  Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/22 to 12/31/22) and Charles River Plaza North (from 1/1/22 to 12/31/22) (see exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4  Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6  Rialto Capital Advisors, LLC, as Special Servicer

34.7  Park Bridge Lender Services LLC, as Operating Advisor

34.8  Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/22 to 12/31/22)

34.9  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 34.5)

34.10  CoreLogic Solutions, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/22 to 12/31/22)

34.11  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 34.8)

34.12  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 34.5)

34.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 34.10)

34.14  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced by such party: WPC Department Store Portfolio (from 1/1/22 to 7/25/22) (see exhibit 34.5)

34.15  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/22 to 12/31/22) and Charles River Plaza North (from 1/1/22 to 12/31/22) (see exhibit 34.5)

34.16  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/22 to 12/31/22) (see Exhibit 34.6)

34.17  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 34.6)

34.18  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/22 to 12/31/22) (see exhibit 34.6)

34.19  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 34.3)

34.20  Computershare Trust Company, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 34.4)

34.21  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 34.3)

34.22  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 34.4)

34.23  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/22 to 12/31/22) and Charles River Plaza North (from 1/1/22 to 12/31/22) (see exhibit 34.3)

34.24  Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/22 to 12/31/22) and Charles River Plaza North (from 1/1/22 to 12/31/22) (see exhibit 34.4)

(35). Servicer compliance statement.

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

35.3  Wells Fargo Bank, National Association, as Custodian

35.4  Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6  Rialto Capital Advisors, LLC, as Special Servicer

35.7  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 35.5)

35.8  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 35.5)

35.9  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BACM 2015-UBS7 securitization, pursuant to which the following mortgage loans were serviced by such party: WPC Department Store Portfolio (from 1/1/22 to 7/25/22) (see exhibit 35.5)

35.10  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/22 to 12/31/22) and Charles River Plaza North (from 1/1/22 to 12/31/22) (see exhibit 35.5)

35.11  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 35.6)

35.12  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 35.6)

35.13  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/22 to 12/31/22) (see exhibit 35.6)

35.14  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 35.3)

35.15  Computershare Trust Company, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 35.4)

35.16  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 35.3)

35.17  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/22 to 12/31/22) (see exhibit 35.4)

35.18  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/22 to 12/31/22) and Charles River Plaza North (from 1/1/22 to 12/31/22) (see exhibit 35.3)

35.19  Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/22 to 12/31/22) and Charles River Plaza North (from 1/1/22 to 12/31/22) (see exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated December 2, 2015, between Morgan Stanley Capital I Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

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

(99.11) Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-180779-21 and incorporated by reference herein).

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

Date:  March 27, 2023