Form 10-K
period 2024-12-31
Morgan Stanley Capital I Trust 2015-UBS8
filed 2025-03-26
CIK 1657889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2024

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

EXPLANATORY NOTES

The MSC 2015-UBS8 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•         the Cape May Hotels mortgage loan and the Charles River North mortgage loan, which are serviced pursuant to the CSAIL 2015-C3 pooling and servicing agreement attached hereto as Exhibit 4.2;

•         the Gulfport Premium Outlets mortgage loan, which is serviced pursuant to the MSBAM 2016-C29 pooling and servicing agreement attached hereto as Exhibit 4.3; and

•         the Grove City Premium Outlets mortgage loan, which is serviced pursuant to the BACM 2016-UBS10 pooling and servicing agreement attached hereto as Exhibit 4.4.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

(4.2) Pooling and Servicing Agreement, dated as of August 1, 2015, between Credit Suisse First Boston Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wells Fargo Bank, National Association, as trustee, relating to the CSAIL 2015-C3 securitization transaction, pursuant to which the Cape May Hotels Mortgage Loan and the Charles River North Mortgage Loan are serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of May 1, 2016, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as custodian, certificate administrator, certificate registrar and authenticating agent, and Wilmington Trust, National Association, as trustee., relating to the MSBAM 2016-C29 securitization transaction, pursuant to which the Gulfport Premium Outlets Mortgage Loan is serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on May 11, 2016 under SEC File No. 333-180779-21 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of June 1, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as custodian, certificate administrator, certificate registrar and authenticating agent, and Wilmington Trust, National Association, as trustee., relating to the BACM 2016-UBS10 securitization transaction, pursuant to which the Grove City Premium Outlets Mortgage Loan is serviced (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K filed on June 13, 2016 under SEC File No. 333-180779-21 and incorporated by reference herein).

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

33.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6     Rialto Capital Advisors, LLC, as Special Servicer

33.7     Park Bridge Lender Services LLC, as Operating Advisor

33.8     Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/24 to 12/31/24)

33.9     Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 33.5)

33.10  CoreLogic Solutions, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/24 to 12/31/24)

33.11  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 33.8)

33.12  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 33.5)

33.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 33.10)

33.14  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/24 to 12/31/24) and Charles River Plaza North (from 1/1/24 to 12/31/24) (see exhibit 33.5)

33.15  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/24 to 12/31/24) (see Exhibit 33.6)

33.16  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 33.6)

33.17  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/24 to 12/31/24) (see exhibit 33.6)

33.18  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 33.3)

33.19  Computershare Trust Company, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 33.4)

33.20  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 33.3)

33.21  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 33.4)

33.22  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/24 to 12/31/24) and Charles River Plaza North (from 1/1/24 to 12/31/24) (see exhibit 33.3)

33.23  Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/24 to 12/31/24) and Charles River Plaza North (from 1/1/24 to 12/31/24) (see exhibit 33.4)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6     Rialto Capital Advisors, LLC, as Special Servicer

34.7     Park Bridge Lender Services LLC, as Operating Advisor

34.8     Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/24 to 12/31/24)

34.9     Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 34.5)

34.10  CoreLogic Solutions, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/24 to 12/31/24)

34.11  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 34.8)

34.12  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 34.5)

34.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 34.10)

34.14  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/24 to 12/31/24) and Charles River Plaza North (from 1/1/24 to 12/31/24) (see exhibit 34.5)

34.15  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/24 to 12/31/24) (see Exhibit 34.6)

34.16  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 34.6)

34.17  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/24 to 12/31/24) (see exhibit 34.6)

34.18  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 34.3)

34.19  Computershare Trust Company, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 34.4)

34.20  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 34.3)

34.21  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 34.4)

34.22  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/24 to 12/31/24) and Charles River Plaza North (from 1/1/24 to 12/31/24) (see exhibit 34.3)

34.23  Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/24 to 12/31/24) and Charles River Plaza North (from 1/1/24 to 12/31/24) (see exhibit 34.4)

(35) Servicer compliance statement.

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

35.3     Wells Fargo Bank, National Association, as Custodian

35.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6     Rialto Capital Advisors, LLC, as Special Servicer

35.7     Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/24 to 12/31/24)

35.8     Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 35.5)

35.9     Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 35.7)

35.10  Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 35.5)

35.11  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/24 to 12/31/24) and Charles River Plaza North (from 1/1/24 to 12/31/24) (see exhibit 35.5)

35.12  Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 35.6)

35.13  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 35.6)

35.14  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/24 to 12/31/24) (see exhibit 35.6)

35.15  Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 35.3)

35.16  Computershare Trust Company, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 35.4)

35.17  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 35.3)

35.18  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/24 to 12/31/24) (see exhibit 35.4)

35.19  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/24 to 12/31/24) and Charles River Plaza North (from 1/1/24 to 12/31/24) (see exhibit 35.3)

35.20  Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/24 to 12/31/24) and Charles River Plaza North (from 1/1/24 to 12/31/24) (see exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated December 2, 2015, between Morgan Stanley Capital I Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

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

Date:  March 25, 2025