Form 10-K
period 2025-12-31
Morgan Stanley Capital I Trust 2015-UBS8
filed 2026-03-24
CIK 1657889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

EXPLANATORY NOTES

The MSC 2015-UBS8 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•        the Cape May Hotels mortgage loan, which was serviced pursuant to the CSAIL 2015-C3 pooling and servicing agreement attached hereto as Exhibit 4.2, until July 2025 when such mortgage loan was repaid;

•        the Charles River North mortgage loan, which is serviced pursuant to the CSAIL 2015-C3 pooling and servicing agreement attached hereto as Exhibit 4.2;

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

•     Situs Holdings, LLC is the current special servicer under the CSAIL 2015-C3 pooling and servicing agreement, with respect to the Charles River Plaza North mortgage loan. On October 14, 2016, Rialto Capital Advisors, LLC was replaced as special servicer under the CSAIL 2015-C3 pooling and servicing agreement and was succeeded by Aegon USA Realty Advisors, LLC. On August 6, 2021, Aegon USA Realty Advisors, LLC was replaced as special servicer under the CSAIL 2015-C3 pooling and servicing agreement and was succeeded by Situs Holdings, LLC. Because Situs Holdings, LLC is not the MSC 2015-UBS8 special servicer, is not affiliated with any sponsor and services only the Charles River Plaza North mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Situs Holdings, LLC, as CSAIL 2015-C3 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•      Park Bridge Lender Services LLC is the current operating advisor under the MSC 2015-UBS8 pooling and servicing agreement. In December 2019, Situs Holdings, LLC resigned as operating advisor under the MSC 2015-UBS8 pooling and servicing agreement and was succeeded by Park Bridge Lender Services LLC.

•      Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under each Outside Pooling and Servicing Agreement.

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

•       Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged CoreLogic Solutions, LLC to act as a servicing function participant with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged CoreLogic Solutions, LLC as described above.

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

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(5) filing dated December 15, 2015.  In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

(4.2) Pooling and Servicing Agreement, dated as of August 1, 2015, between Credit Suisse First Boston Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wells Fargo Bank, National Association, as trustee, relating to the CSAIL 2015-C3 securitization transaction, pursuant to which the Cape May Hotels Mortgage Loan was serviced and the Charles River North Mortgage Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

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

33.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6    Rialto Capital Advisors, LLC, as Special Servicer

33.7    Park Bridge Lender Services LLC, as Operating Advisor

33.8    Trimont LLC, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 3/1/25 to 12/31/25)

33.9    Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/25 to 2/28/25)

33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 33.5)

33.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/25 to 12/31/25)

33.12 Trimont LLC, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 3/1/25 to 12/31/25) (see exhibit 33.8)

33.13 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/25 to 2/28/25) (see exhibit 33.9)

33.14 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 33.5)

33.15 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 33.11)

33.16 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/25 to the date of repayment) and Charles River Plaza North (from 1/1/25 to 12/31/25) (see exhibit 33.5)

33.17 Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/25 to 12/31/25) (see Exhibit 33.6)

33.18 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 33.6)

33.19 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/25 to the date of repayment) (see exhibit 33.6)

33.20 Situs Holdings, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Charles River Plaza North (from 1/1/25 to 12/31/25)

33.21 Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 33.3)

33.22 Computershare Trust Company, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 33.4)

33.23 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 33.3)

33.24 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 33.4)

33.25 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/25 to the date of repayment) and Charles River Plaza North (from 1/1/25 to 12/31/25) (see exhibit 33.3)

33.26 Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/25 to the date of repayment) and Charles River Plaza North (from 1/1/25 to 12/31/25) (see exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6    Rialto Capital Advisors, LLC, as Special Servicer

34.7    Park Bridge Lender Services LLC, as Operating Advisor

34.8    Trimont LLC, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 3/1/25 to 12/31/25)

34.9    Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/25 to 2/28/25)

34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 34.5)

34.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/25 to 12/31/25)

34.12 Trimont LLC, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 3/1/25 to 12/31/25) (see exhibit 34.8)

34.13 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/25 to 2/28/25) (see exhibit 34.9)

34.14 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 34.5)

34.15 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 34.11)

34.16 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/25 to the date of repayment) and Charles River Plaza North (from 1/1/25 to 12/31/25) (see exhibit 34.5)

34.17 Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/25 to 12/31/25) (see Exhibit 34.6)

34.18 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 34.6)

34.19 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/25 to the date of repayment) (see exhibit 34.6)

34.20 Situs Holdings, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Charles River Plaza North (from 1/1/25 to 12/31/25)

34.21 Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 34.3)

34.22 Computershare Trust Company, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 34.4)

34.23 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 34.3)

34.24 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 34.4)

34.25 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/25 to the date of repayment) and Charles River Plaza North (from 1/1/25 to 12/31/25) (see exhibit 34.3)

34.26 Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/25 to the date of repayment) and Charles River Plaza North (from 1/1/25 to 12/31/25) (see exhibit 34.4)

(35). Servicer compliance statement.

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

35.3    Wells Fargo Bank, National Association, as Custodian

35.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6    Rialto Capital Advisors, LLC, as Special Servicer

35.7    Trimont LLC, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 3/1/25 to 12/31/25)

35.8    Wells Fargo Bank, National Association, as Master Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/25 to 2/28/25)

35.9    Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 35.5)

35.10 Trimont LLC, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 3/1/25 to 12/31/25) (see exhibit 35.7)

35.11 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/25 to 2/28/25) (see exhibit 35.8)

35.12 Midland Loan Services, a Division of PNC Bank, National Association, as Sub-Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 35.5)

35.13 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/25 to the date of repayment) and Charles River Plaza North (from 1/1/25 to 12/31/25) (see exhibit 35.5)

35.14 Rialto Capital Advisors, LLC, as Special Servicer under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 35.6)

35.15 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 35.6)

35.16 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/25 to the date of repayment) (see exhibit 35.6)

35.17 Wells Fargo Bank, National Association, as Custodian under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 35.3)

35.18 Computershare Trust Company, National Association, as Servicing Function Participant under the BACM 2016-UBS10 securitization, pursuant to which the following mortgage loans were serviced by such party: Grove City Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 35.4)

35.19 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 35.3)

35.20 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C29 securitization, pursuant to which the following mortgage loans were serviced by such party: Gulfport Premium Outlets (from 1/1/25 to 12/31/25) (see exhibit 35.4)

35.21 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/25 to the date of repayment) and Charles River Plaza North (from 1/1/25 to 12/31/25) (see exhibit 35.3)

35.22 Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2015-C3 securitization, pursuant to which the following mortgage loans were serviced by such party: Cape May Hotels (from 1/1/25 to the date of repayment) and Charles River Plaza North (from 1/1/25 to 12/31/25) (see exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated December 2, 2015, between Morgan Stanley Capital I Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

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

(99.5) Agreement Between Note Holders, dated as of September 15, 2015, between Wells Fargo Bank, National Association, as trustee for the benefit of the holders of the CSAIL 2015-C3 Mortgage Trust commercial mortgage pass-through certificates, as Note A-1 Holder and Note A-2 Holder, UBS Real Estate Securities Inc., as Note A-3-1 Holder and Note A-3-2 Holder, and Prima Mortgage Investment Trust, LLC, as Junior Noteholder, relating to the Charles River Plaza North loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on December 15, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated as of December 15, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, and UBS Real Estate Securities Inc., as Initial Note A-4 Holder, relating to the 525 Seventh Avenue loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K/A filed on December 16, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein), as amended and restated pursuant to that certain Amended and Restated Agreement Between Note Holders, dated as of March 8, 2016, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, Wells Fargo Bank, National Association, as trustee for the benefit of the holders of the Morgan Stanley Capital I Trust 2015-UBS8, Commercial Mortgage Pass-Through Certificates, Series 2015-UBS8, as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, UBS Real Estate Securities Inc., and as Initial Note A-4 Holder (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on March 14, 2016 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.7) Agreement Between Note Holders, dated as of November 5, 2015, between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, and Bank of America, N.A., as Initial Note A-4 Holder, relating to the Ellenton Premium Outlets loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K/A filed on December 16, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

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

(99.9) Agreement Between Note Holders, dated as of November 5, 2015, between Bank of America, N.A., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as Initial Note A-3 Holder, relating to the Gulfport Premium Outlets loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K/A filed on December 16, 2015 under SEC File No. 333-180779-21 and incorporated by reference herein).

(99.10) Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-180779-21 and incorporated by reference herein).

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

Date:  March 24, 2026